Form 10QSB
period 1996-03-31
ENEX OIL & GAS INCOME PROGRAM V SERIES 3 L P
filed 1996-05-14
CIK 878659

United States
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-QSB


             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

                                      OR

            [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from...............to...............

                      Commission file number 33-34348-02

               ENEX OIL & GAS INCOME PROGRAM V - SERIES 3, L.P.
       (Exact name of small business issuer as specified in its charter)

                   New Jersey                          76-0303876
         (State or other jurisdiction of            (I.R.S. Employer
         incorporation or organization)            Identification No.)

                        Suite 200, Three Kingwood Place
                            Kingwood, Texas  77339
                   (Address of principal executive offices)

                  Issuer's telephone number   (713) 358-8401


      Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                               Yes x      No

                                PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENEX OIL & GAS INCOME PROGRAM V - SERIES 3, L.P.
BALANCE SHEET
- ------------------------------------------------------------------------------

                                                                    MARCH 31,
ASSETS                                                                1996
                                                               ---------------
                                                                   (Unaudited)
CURRENT ASSETS:
  Cash                                                         $       1,479
  Accounts receivable - oil & gas sales                               18,763
  Other current assets                                                 1,693
                                                               --------------

Total current assets                                                  21,935
                                                               --------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities              951,506
  Less  accumulated depreciation and depletion                       686,638
                                                               --------------

Property, net                                                        264,868
                                                               --------------

ORGANIZATIONAL COSTS
(Net of accumulated amortization of $39,731)                             673
                                                               --------------

TOTAL                                                          $     287,476
                                                               ==============

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                            $      15,150
   Payable to general partner                                         23,948
                                                               --------------

Total current liabilities                                             39,098
                                                               --------------

NONCURRENT PAYABLE TO GENERAL PARTNER                                 23,948
                                                               --------------

PARTNERS' CAPITAL:
   Limited partners                                                  219,845
   General partner                                                     4,585
                                                               --------------

Total partners' capital                                              224,430
                                                               --------------

TOTAL                                                          $     287,476
                                                               ==============



See accompanying notes to financial statements.
- ------------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM V - SERIES 3, L.P.
STATEMENTS OF OPERATIONS
- ----------------------------------------------------------------------------


(UNAUDITED)                                             THREE MONTHS ENDED
                                               ------------------------------

                                                   MARCH 31,       MARCH 31,
                                                     1996             1995
                                               ---------------   ------------

REVENUES:
  Oil and gas sales                             $      40,212    $    36,513
                                               ---------------   ------------

EXPENSES:
  Depreciation, depletion and amortization             15,084         19,825
  Impairment of property                               64,028              -
  Lease operating expenses                             16,250         16,804
  Production taxes                                      2,210          2,231
  General and administrative                            7,651          9,414
                                               ---------------   ------------

Total expenses                                        105,223         48,274
                                               ---------------   ------------


NET LOSS                                        $     (65,011)   $   (11,761)
                                               ===============   ============



See accompanying notes to financial statements.
- -----------------------------------------------------------------------------

ENEX OIL AND GAS INCOME PROGRAM V - SERIES 3, L.P.
STATEMENTS OF CASH FLOWS
- --------------------------------------------------------------------------

(UNAUDITED)
                                                         THREE MONTHS ENDED
                                                    ---------------------------

                                                     MARCH 31,       MARCH 31,
                                                       1996            1995
                                                    ----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                            $ (65,011)      $  (11,761)
                                                    ----------      -----------

Adjustments to reconcile net loss to net cash
   provided by operating activities
  Depreciation, depletion and amortization             15,084           19,825
  Impairment of property                               64,028                -
(Increase) decrease in:
  Accounts receivable - oil & gas sales                (1,257)            (362)
  Other current assets                                      -              106
Increase (decrease) in:
   Accounts payable                                     4,864           (1,268)
   Payable to general partner                          (6,174)          (8,506)
                                                    ----------      -----------

Total adjustments                                      76,545            9,795
                                                    ----------      -----------

Net cash provided (used) by operating activities       11,534           (1,966)
                                                    ----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property additions - development costs             (8,391)          (3,051)
                                                    ----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                                  (4,632)          (4,573)
                                                    ----------      -----------

NET DECREASE IN CASH                                   (1,489)          (9,590)

CASH AT BEGINNING OF YEAR                               2,968           12,272
                                                    ----------      -----------

CASH AT END OF PERIOD                               $   1,479        $    2,682
                                                    ==========      ===========




See accompanying notes to financial statements.
- -------------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM V - SERIES 3, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

2. A cash distribution was made to the limited partners of the Company in the amount of $4,168, representing net revenues from the sale of oil and gas produced from properties owned by the Company. This distribution was made on January 31, 1996.

3. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires certain assets to be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. In the first quarter of 1996, the Company recognized a non-cash impariment provision of $64,028 for certain oil and gas properties due to market indications that the carrying amounts were not fully recoverable.

Item 2Management's Discussion and Analysis or Plan of Operation.

First Quarter 1996 Compared to the First Quarter 1995

Oil and gas sales for the first quarter increased from $36,513 in 1995 to $40,212 in 1996. This represents an increase of $3,699 (10%). Oil sales increased by $3,996 or 17%. A 9% increase in oil production increased sales by $2,112. An 8% increase in average oil prices increased sales by an additional $1,884. Gas sales decreased by $297 or 2%. A 20% decrease in gas production reduced sales by $2,769. This decrease was partially offset by a 23% increase in average gas sales prices. The increase in oil production was primarily a result of higher production from the FEC acquisition, in which the Company obtained additional interests from farmouts which reached payout in the first quarter of 1995. The decrease in gas production was primarily a result of natural production declines. The changes in average prices correspond with changes in the overall market for the sale of oil and gas.

Lease operating expenses decreased from $16,804 in the first quarter of 1995 to $16,250 in the first quarter of 1996. The decrease of $554 (3%) was primarily the result of the changes in production, noted above.

Depreciation and depletion expense decreased from $17,805 in the first quarter of 1995 to $15,084 in the first quarter of 1996. This represents a decrease of $2,721 or 15%. The changes in production, noted above, caused depreciation and depletion expense to decrease by $1,008, while a 10% decrease in the depletion rate reduced depreciation and depletion expense by an additional $1,713. The rate decrease was primarily due to the lower property basis resulting from the recognition of an impairment of property of $64,028 in the first quarter of 1996.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to be Disposed Of," which requires certain assets to be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. In the first quarter of 1996, the Company recognized a non-cash impairment of $64,028 for certain oil and gas properties due to market indications that the carrying amounts were not fully recoverable.

General and administrative expenses decreased from $9,414 in the first quarter of 1995 to $7,651 in the first quarter of 1995. This decrease of $1,763 (19%) is primarily due to less staff time being required to manage the Company's operations, partially offset by $2,219 higher direct expenses incurred by the Company in 1996.


CAPITAL RESOURCES AND LIQUIDITY

The Company's cash flow from operations is a direct result of the amount of net proceeds realized from the sale of oil and gas production. Accordingly, the changes in cash flow from 1995 to 1996 are primarily due to the changes in oil and gas sales described above. It is the general partner's intention to distribute substantially all of the Company's available cash flow to the Company's partners.

The Company will continue to recover its reserves and distribute to the limited partners the net proceeds realized from the sale of oil and gas production after payment of its debt obligations. Distribution amounts are subject to change if net revenues are greater or less than expected. Nonetheless, the general partner believes the Company will continue to have sufficient cash flow to fund operations and to maintain a regular pattern of distributions.

As of March 31, 1996, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.


                                                      ENEX OIL & GAS INCOME
                                                   PROGRAM V - SERIES 3, L.P.
                                                          (Registrant)



                                                  By:ENEX RESOURCES CORPORATION
                                                         General Partner



                                                  By: /s/ R. E. Densford
                                                          R. E. Densford
                                                    Vice President, Secretary
                                                  Treasurer and Chief Financial
                                                             Officer




May 11, 1996                                      By: /s/ James A. Klein
                                                     -------------------
                                                           James A. Klein
                                                       Controller and Chief
                                                        Accounting Officer