Form 10QSB
period 1996-06-30
ENEX OIL & GAS INCOME PROGRAM V SERIES 3 L P
filed 1996-08-14
CIK 878659

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

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

                         Registrant's telephone number:
                                 (713) 358-8401


         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                                Yes x      No

Transitional Small Business Disclosure Format (Check one):

                                Yes        No x

                                PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENEX OIL & GAS INCOME PROGRAM V - SERIES 3, L.P.
BALANCE SHEET
- -------------------------------------------------------------------------------

                                                                  JUNE 30,
ASSETS                                                              1996
                                                             ------------------
                                                                 (Unaudited)
CURRENT ASSETS:
  Cash                                                       $           7,446
  Accounts receivable - oil & gas sales                                 19,683
  Other current assets                                                   1,679
                                                             ------------------

Total current assets                                                    28,808
                                                             ------------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities                951,400
  Less  accumulated depreciation and depletion                         700,024
                                                             ------------------

Property, net                                                          251,376
                                                             ------------------


TOTAL                                                        $         280,184
                                                             ==================

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                          $          10,392
   Payable to general partner                                           26,254
                                                             ------------------

Total current liabilities                                               36,646
                                                             ------------------

NONCURRENT PAYABLE TO GENERAL PARTNER                                   26,255
                                                             ------------------

PARTNERS' CAPITAL:
   Limited partners                                                    212,774
   General partner                                                       4,509
                                                             ------------------

Total partners' capital                                                217,283
                                                             ------------------

TOTAL                                                        $         280,184
                                                             ==================





See accompanying notes to financial statements.
- -------------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM V - SERIES 3, L.P.
STATEMENTS OF OPERATIONS
- -------------------------------------------------------------------------------------------------------------------------------


(UNAUDITED)                                          QUARTER ENDED                          SIX MONTHS ENDED
                                              ---------------------------------------    --------------------------------------

                                                   JUNE 30,             JUNE 30,             JUNE 30,             JUNE 30,
                                                     1996                 1995                 1996                 1995
                                              ------------------   ------------------    -----------------    -----------------

REVENUES:
  Oil and gas sales                           $          43,010    $          34,119       $       83,222       $       70,632
                                              ------------------   ------------------    -----------------    -----------------

EXPENSES:
  Depreciation, depletion and amortization               14,059               19,588               29,143               39,413
  Impairment of property                                      -                    -               64,028                    -
  Lease operating expenses                               17,747                9,865               33,997               26,669
  Production taxes                                        2,411                1,947                4,621                4,178
  General and administrative                              6,572                6,142               14,223               15,556
                                              ------------------   ------------------    -----------------    -----------------

Total expenses                                           40,789               37,542              146,012               85,816
                                              ------------------   ------------------    -----------------    -----------------


NET INCOME (LOSS)                             $           2,221    $          (3,423)       $     (62,790)      $      (15,184)
                                              ==================   ==================    =================    =================





See accompanying notes to financial statements.
- ----------------------------------------------------------------------------

ENEX OIL AND GAS INCOME PROGRAM V - SERIES 3, L.P.
STATEMENTS OF CASH FLOWS
- --------------------------------------------------------------------------------------------------

(UNAUDITED)
                                                               SIX MONTHS ENDED
                                                      --------------------------------------------

                                                            JUNE 30,                JUNE 30,
                                                              1996                    1995
                                                      -------------------      -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                            $          (62,790)         $       (15,184)
                                                      -------------------      -------------------

Adjustments to reconcile net (loss) to net cash
   provided by operating activities
  Depreciation, depletion and amortization                        29,143                   39,413
  Impairment of property                                          64,028                        -
(Increase) decrease in:
  Accounts receivable - oil & gas sales                           (2,177)                    (362)
  Other current assets                                                14                       94
Increase (decrease) in:
   Accounts payable                                                  106                   (7,854)
   Payable to general partner                                     (1,561)                 (10,728)
                                                      -------------------      -------------------

Total adjustments                                                 89,553                   20,563
                                                      -------------------      -------------------

Net cash provided by operating activities                         26,763                    5,379
                                                      -------------------      -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property additions - development costs                        (8,285)                  (2,927)
                                                      -------------------      -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                                            (14,000)                  (8,891)
                                                      -------------------      -------------------

NET INCREASE (DECREASE) IN CASH                                    4,478                   (6,439)

CASH AT BEGINNING OF YEAR                                          2,968                   12,272
                                                      -------------------      -------------------

CASH AT END OF PERIOD                                 $            7,446         $          5,833
                                                      ===================      ===================




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

2. A cash distribution was made to the limited partners of the Company in the amount of $6,160, representing net revenues from the sale of oil and gas produced from properties owned by the Company. This distribution was made on April 30, 1996.

3. On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Second Quarter 1995 Compared to the Second Quarter of 1996

Oil and gas sales for the second quarter increased to $43,010 in 1996 from $34,119 in 1995. This represents an increase of $8,891 (26%). Oil sales increased by $1,979 (8%). A 14% increase in the average oil sales price increased sales by $3,458. This increase was partially offset by a 6% decrease in oil production. Gas sales increased by $6,912 (79%). A 74% increase in the average gas sales price increased sales by $6,693. A 2% increase in gas production increased sales by an additional $219. The decrease in oil production was primarily due to natural production declines. The increase in gas production is a result of higher production from the FEC acquisition, in which the Company obtained additional interests from farmouts which reached payout during 1995. The increase in the average oil sales price corresponds with higher prices in the overall market for the sale of oil. The increase in the average gas sales price was due to higher expenses incurred on the FEC acquisition on which the Company pays a net profits royalty, coupled with higher prices in the overall market for the sale of gas.

Lease operating expenses increased to $17,747 in the second quarter of 1996 from $9,865 in the second quarter of 1995. The increase of $7,882 is primarily due to ad valorem taxes paid by the operator of the FEC acquisition in the second quarter of 1996 for the 1995 and 1996 tax years.

Depreciation and depletion expense decreased to $14,059 in the second quarter of 1996 from $17,568 in the second quarter of 1995. This represents a decrease of $3,509 (20%). The changes in production, noted above, caused depreciation and depletion expense to decrease by $357, while an 18% decrease in the depletion rate reduced depreciation and depletion expense by an additional $3,152. The rate decrease was primarily due to the lower property basis resulting from the recognition of an impairment of property of $64,028 in the first quarter of 1996.

General and administrative expenses increased to $6,572 in the second quarter of 1996 from $6,142 in the second quarter of 1995. This increase of $430 (7%) is primarily due to more staff time being required to manage the Company's operations.

First Six Months in 1995 Compared to First Six Months in 1996

Oil and gas sales for the first six months increased to $83,222 in 1996 from $70,632 in 1995. This represents an increase of $12,590 (18%). Oil sales increased by $5,975 (12%). An 11% increase in the average oil sales price increased sales by $5,294. A 1% increase in oil production increased sales by an additional $681. Gas sales increased by $6,615 (30%). A 43% increase in the average gas sales price increased sales by $8,753. This increase was partially offset by a 10% decrease in gas production. The increase in oil production is a result of higher production from the FEC acquisition, in which the Company obtained additional interests from farmouts which reached payout during 1995. The decrease in gas production was primarily due to natural production declines. The increase in the average oil sales price corresponds with higher prices in the overall market for the sale of oil. The increase in the average gas sales price was due to higher expenses incurred on the FEC acquisition on which the Company pays a net profits royalty, coupled with higher prices in the overall market for the sale of gas.

Lease operating expenses increased to $33,997 in the first six month of 1996 from $26,669 in the first six months of 1995. The increase of $7,328 is primarily due to ad valorem taxes paid by the operator of the FEC acquisition in the second quarter of 1996 for the 1995 and 1996 tax years.

Depreciation and depletion expense decreased to $29,143 in the first six months of 1994 to $35,373 in the first six months of 1995. This represents a decrease of $6,230 (18%). The changes in production, noted above, caused depreciation and depletion expense to decrease by $1,364, while a 14% decrease in the depletion rate reduced depreciation and depletion expense by an additional $4,866. The rate decrease was primarily due to the lower property basis resulting from the recognition of an impairment of property of $64,028 in the first quarter of 1996.

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

General and administrative expenses decreased to $14,223 in the first six months of 1996 from $15,556 in the first six months of 1995. This decrease of $1,333 (9%) is primarily due to less staff time being required to manage the Company's operations.


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

The Company will continue to recover its reserves and distribute to the limited partners the net proceeds realized from the sale of oil and gas production. Distribution amounts are subject to change if net revenues are greater or less than expected. Nonetheless, the general partner believes the Company will continue to have sufficient cash flow to fund operations and to maintain a regular pattern of distributions.

On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

As of June 30, 1996, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

                           PART II. OTHER INFORMATION


         Item 1.   Legal Proceedings.

                   None

         Item 2.   Changes in Securities.

                   None

         Item 3.   Defaults Upon Senior Securities.

                   Not Applicable

         Item 4.   Submission of Matters to a Vote of Security Holders.

                   Not Applicable

         Item 5.   Other Information.

                   Not Applicable

         Item 6.   Exhibits and Reports on Form 8-K.

                   (a)  There are no exhibits to this report.

                   (b) The Company filed no reports on Form 8-K during the quarter ended June 30, 1996.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    ENEX OIL & GAS INCOME
                                                PROGRAM V - SERIES 3, L.P.
                                                        (Registrant)



                                                By:ENEX RESOURCES CORPORATION
                                                       General Partner



                                                By: /s/ R. E. Densford
                                                        R. E. Densford
                                                  Vice President, Secretary
                                                Treasurer and Chief Financial
                                                           Officer




August 13, 1996                                 By: /s/ James A. Klein
                                                   -------------------
                                                         James A. Klein
                                                     Controller and Chief
                                                      Accounting Officer