Form 10QSB
period 1996-09-30
ENEX OIL & GAS INCOME PROGRAM V SERIES 3 L P
filed 1996-11-14
CIK 878659

United States
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                 FORM 10-QSB


            [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1996

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
BALANCE SHEET
--------------------------------------------------------------------------------

                                                               September 30,
ASSETS                                                              1996
                                                           ---------------------
                                                                (Unaudited)
CURRENT ASSETS:
  Cash                                                     $              1,990
  Accounts receivable - oil & gas sales                                  18,927
  Other current assets                                                    1,679
                                                           ---------------------

Total current assets                                                     22,596
                                                           ---------------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities                 953,091
  Less  accumulated depreciation and depletion                          712,456
                                                           ---------------------

Property, net                                                           240,635
                                                           ---------------------

TOTAL                                                      $            263,231
                                                           =====================

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                        $              3,985
   Payable to general partner                                            20,038
                                                           ---------------------

Total current liabilities                                                24,023
                                                           ---------------------

NONCURRENT PAYABLE TO GENERAL PARTNER                                    20,039
                                                           ---------------------

PARTNERS' CAPITAL:
   Limited partners                                                     213,226
   General partner                                                        5,943
                                                           ---------------------

Total partners' capital                                                 219,169
                                                           ---------------------

TOTAL                                                      $            263,231
                                                           =====================


Number of $500 Limited Partner units outstanding                          2,020

See accompanying notes to financial statements.
--------------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM V - SERIES 3, L.P.
STATEMENTS OF OPERATIONS
--------------------------------------------------------------------

(UNAUDITED)                                       QUARTER ENDED                         NINE MONTHS ENDED
                                           ---------------------------------------    ----------------------------------------

                                              September 30,        September 30,        September 30,         September 30,
                                                  1996                 1995                 1996                  1995
                                           ------------------   ------------------    -----------------    -------------------

REVENUES:
  Oil and gas sales                        $          38,324    $          28,094      $       121,546      $          98,726
                                           ------------------   ------------------    -----------------    -------------------

EXPENSES:
  Depreciation, depletion and amortization            12,432               18,116               41,575                 57,529
  Impairment of property                                   -                    -               64,028                      -
  Lease operating expenses                            10,324               11,986               44,321                 38,655
  Production taxes                                     2,041                1,532                6,662                  5,710
  General and administrative                           5,852                6,161               20,075                 21,717
                                           ------------------   ------------------    -----------------    -------------------

Total expenses                                        30,649               37,795              176,661                123,611
                                           ------------------   ------------------    -----------------    -------------------


NET (LOSS)                                 $           7,675    $          (9,701)     $       (55,115)      $        (24,885)
                                           ==================   ==================    =================    ===================



See accompanying notes to financial statements.
------------------------------------------------------------------------------

ENEX OIL AND GAS INCOME PROGRAM V - SERIES 3, L.P.
STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------------------------

(UNAUDITED)
                                                         NINE MONTHS ENDED
                                                     --------------------------------------------

                                                        September 30,            September 30,
                                                             1996                    1995
                                                     -------------------      -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                           $          (55,115)         $       (24,885)
                                                     -------------------      -------------------

Adjustments to reconcile net (loss) to net cash
   provided by operating activities
  Depreciation, depletion and amortization                       41,575                   57,529
  Impairment of property                                         64,028                        -
(Increase) decrease in:
  Accounts receivable - oil & gas sales                          (1,421)                   1,445
  Other current assets                                               14                       18
(Decrease) in:
   Accounts payable                                              (6,301)                  (2,427)
   Payable to general partner                                   (13,993)                 (15,890)
                                                     -------------------      -------------------

Total adjustments                                                83,902                   40,675
                                                     -------------------      -------------------

Net cash provided by operating activities                        28,787                   15,790
                                                     -------------------      -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property additions - development costs                       (9,976)                 (11,568)
                                                     -------------------      -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                                           (19,789)                 (13,381)
                                                     -------------------      -------------------

NET (DECREASE) IN CASH                                             (978)                  (9,159)

CASH AT BEGINNING OF YEAR                                         2,968                   12,272
                                                     -------------------      -------------------

CASH AT END OF PERIOD                                $            1,990          $         3,113
                                                     ===================      ===================




See accompanying notes to financial statements.
-----------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM V - SERIES 3, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

2. A cash distribution was made to the limited partners of the Company in the amount of $4,6141 representing net revenues from the sale of oil and gas produced from properties owned by the Company. This distribution was made on July 31, 1996.

3. On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. On November 13, 1996, the Company submitted amended preliminary proxy material to the SEC with respect to this consolidation. The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

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

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Third Quarter 1995 Compared to the Third Quarter of 1996

Oil and gas sales for the third quarter increased to $38,324 in 1996 from $28,094 in 1995. This represents an increase of $10,230 (36%). Oil sales increased by $6,149 (32%). A 30% increase in the average oil sales price increased sales by $5,884. A 2% increase in oil production increased sales by an additional $305. Gas sales increased by $4,081 (47%). A 37% increase in the average gas sales price increased sales by $3,147. An 8% increase in gas production increased sales by an additional $934. The increases in oil and gas production were a result of higher production from the FEC acquisition, in which the Company obtained additional interests from farmouts which reached payout during 1995. The increases in the average oil and gas sales prices correspond with higher prices in the overall market for the sale of oil and gas.

Lease operating expenses decreased to $10,324 in the third quarter of 1996 from $11,986 in the third quarter of 1995. This represents a decrease of $1,662 (13%). The decrease is parimrily the result of the changes in production, noted above.

Depreciation and depletion expense decreased to $12,432 in the third quarter of 1996 from $16,096 in the third quarter of 1995. This represents a decrease of $3,664 (25%). A 34% decrease in the depletion rate reduced depreciation and depletion expense by $4,357. This decrease was partially offset by the changes in productions, noted above. The rate decrease was primarily due to the lower property basis resulting from the recognition of an impairment of property of $64,028 in the first quarter of 1996.

General and administrative expenses decreased to $5,852 in the third quarter of 1996 from $6,161 in the third quarter of 1995. This decrease of $309 (5%) is primarily due to less staff time being required to manage the Company's operations.

First Nine Months in 1995 Compared to First Nine Months in 1996

Oil and gas sales for the first nine months increased to $121,546 in 1996 from $98,726 in 1995. This represents an increase of $22,820 (23%). Oil sales increased by $12,689 (19%). A 16% increase in the average oil sales price increased sales by $10,784. A 3% increase in oil production increased sales by an additional $1,905. Gas sales increased by $10,131 (35%). A 41% increase in the average gas sales price increased sales by $11,987. This increase was partially offset by a 4% decrease in gas production. The increase in oil production is a result of higher production from the FEC acquisition, in which the Company obtained additional interests from farmouts which reached payout during 1995. The decrease in gas production was primarily due to natural production declines partially offset by higher production from the FEC acquisition. The increase in the average oil sales price corresponds with higher prices in the overall market for the sale of oil. The increase in the average gas sales price was due to higher expenses incurred on the FEC acquisition on which the Company pays a net profits royalty, coupled with higher prices in the overall market for the sale of gas.

Lease operating expenses increased to $44,321 in the first nine months of 1996 from $38,655 in the first nine months of 1995. The increase of $5,666 (15%) is primarily due to ad valorem taxes paid by the operator of the FEC acquisition in the second quarter of 1996 for the 1995 and 1996 tax years.

Depreciation and depletion expense decreased to $38,881 in the first nine months of 1996 from $51,469 in the first nine months of 1995. This represents a decrease of $12,588 (24%). The changes in production, noted above, caused depreciation and depletion expense to decrease by $732, while a 23% decrease in the depletion rate reduced depreciation and depletion expense by an additional $11,856. The rate decrease was primarily due to the lower property basis resulting from the recognition of an impairment of property of $64,028 in the first quarter of 1996.

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

General and administrative expenses decreased to $20,075 in the first nine months of 1996 from $21,717 in the first nine months of 1995. This decrease of $1,642 (8%) is primarily due to less staff time being required to manage the Company's operations.


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

On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with

33 other managed limited partnerships. On November 13, 1996, the Company submitted amended preliminary proxy material to the SEC with respect to this consolidation. The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

As of September 30, 1996, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

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

                   (b) The Company filed no reports on Form 8-K during the quarter ended September 30, 1996.

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


                                                ENEX OIL & GAS INCOME
                                            PROGRAM V - SERIES 3, L.P.
                                                    (Registrant)



                                            By:ENEX RESOURCES CORPORATION
                                                   General Partner



                                            By: /s/ R. E. Densford
                                                    R. E. Densford
                                              Vice President, Secretary
                                            Treasurer and Chief Financial
                                                       Officer




November 13, 1996                           By: /s/ James A. Klein
                                               -------------------
                                                     James A. Klein
                                                 Controller and Chief
                                                  Accounting Officer