Form 10KSB/A
period 1995-12-31
ENEX OIL & GAS INCOME PROGRAM V SERIES 3 L P
filed 1997-02-03
CIK 878659

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



See accompanying notes to financial statements.
------------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM V - SERIES 3, L.P.

STATEMENTS OF OPERATIONS
FOR THE TWO YEARS ENDED DECEMBER 31, 1995
-----------------------------------------------------------------------------


                                                        1995                 1994
                                                  -----------------    -----------------

REVENUES:
  Oil and gas sales                                 $      136,151       $      150,567
                                                  -----------------    -----------------

EXPENSES:
  Depreciation, depletion and amortization                  72,866              108,679
  Impairment of property                                         -              132,667
  Lease operating expenses                                  51,704               67,397
  Production taxes                                           7,825                9,234
  General and administrative:
    Allocated from general partner                          27,695               38,368
    Direct expense                                           4,300                6,095
                                                  -----------------    -----------------

Total expenses                                             164,390              362,440
                                                  -----------------    -----------------

NET LOSS                                            $      (28,239)       $    (211,873)
                                                  =================    =================


See accompanying notes to financial statements.
---------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM V - SERIES 3, L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
FOR THE TWO YEARS ENDED DECEMBER 31, 1995
---------------------------------------------------------------------------

                                                                                                                    PER $500
                                                                                                                      LIMITED
                                                                                                                      PARTNER
                                                                             GENERAL             LIMITED             UNIT OUT-
                                                         TOTAL               PARTNER            PARTNERS             STANDING
                                                   -----------------    -----------------  ------------------   ------------------

BALANCE, JANUARY 1, 1994                               $    589,761         $        704   $         589,057    $             291

CASH DISTRIBUTIONS                                          (42,202)              (3,138)            (39,064)                 (19)

NET INCOME (LOSS)                                          (211,873)               2,947            (214,820)                (106)
                                                   -----------------    -----------------  ------------------   ------------------

BALANCE, DECEMBER 31, 1994                                  335,686                  513             335,173                  166

CASH DISTRIBUTIONS                                          (13,374)              (1,337)            (12,037)                  (6)

NET INCOME (LOSS)                                           (28,239)               4,463             (32,702)                 (16)
                                                   -----------------    -----------------  ------------------   ------------------

BALANCE, DECEMBER 31, 1995                            $     294,073         $      3,639   $         290,434 (1)$             144
                                                   =================    =================  ==================   ==================



(1)  Includes 395 units purchased by the general partner as a limited partner.


See accompanying notes to financial statements.
-------------------------------------------------------------------------------

ENEX OIL AND GAS INCOME PROGRAM V - SERIES 3, L.P.

STATEMENTS OF CASH FLOWS
FOR THE TWO YEARS ENDED DECEMBER 31, 1995
--------------------------------------------------------------------------

                                                             1995                    1994
                                                     -------------------      -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                             $          (28,239)         $      (211,873)
                                                     -------------------      -------------------

Adjustments to reconcile net loss to net cash
   provided by operating activities
  Depreciation, depletion and amortization                       72,866                  108,679
  Impairment of property                                              -                  132,667
(Increase) decrease in:
  Accounts receivable - oil & gas sales                          (2,936)                     885
  Other current assets                                              106                      985
Increase (decrease) in:
   Accounts payable                                              (4,108)                  (3,526)
   Payable to general partner                                   (20,998)                  22,210
                                                     -------------------      -------------------

Total adjustments                                                44,930                  261,900
                                                     -------------------      -------------------

Net cash provided by operating activities                        16,691                   50,027
                                                     -------------------      -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property additions - development costs                      (12,621)                  (4,290)
                                                     -------------------      -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                                           (13,374)                 (42,202)
                                                     -------------------      -------------------

NET INCREASE (DECREASE) IN CASH                                  (9,304)                   3,535

CASH AT BEGINNING OF YEAR                                        12,272                    8,737
                                                     -------------------      -------------------

CASH AT END OF YEAR                                  $            2,968          $       12,272
                                                     ===================      ===================


See accompanying notes to financial statements.
------------------------------------------------------------------

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

Set forth below is a reconciliation between partners' capital as reflected in the accompanying financial statements and partners' capital for federal income tax purposes as of December 31, 1995:

                                                                               Allocable to                  Per $500 Limited
                                                                 --------------------------------------
                                                                      General              Limited               Partner Unit
                                                  TOTAL               Partner              Partners              Outstanding
                                            -----------------    -----------------    -----------------    -----------------------
Partners' capital as reflected in the
  accompanying financial statements          $       294,073       $        3,639     $        290,434     $                  144
Reconciling items:
  Intangible drilling costs
     capitalized for financial
     reporting purposes which
     were charged-off for federal
     income tax purposes                             (27,259)              (2,730)             (24,529)                       (12)
  Difference in accumulated
     depreciation, depletion and
     amortization for financial
     reporting and federal income
     tax purposes                                     73,336                    -               73,336                         36
  Commissions and syndication
     fees capitalized for federal
     income tax purposes                              69,302                    -               69,302                         34
                                            -----------------    -----------------    -----------------    -----------------------

Partners' capital for
     federal income tax purposes              $      409,452       $          909     $        408,543     $                  202
                                            =================    =================    =================    =======================

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

ENEX OIL & GAS INCOME PROGRAM V -SERIES 3, L.P.

SUPPLEMENTARY OIL AND GAS INFORMATION
FOR THE TWO YEARS ENDED DECEMBER 31, 1995
-------------------------------------------------------------------------

Proved Oil and Gas Reserve Quantities (Unaudited)

The following presents an estimate of the Company's proved oil and gas reserve quantities and changes therein for each of the two years in the period ended December 31, 1995. Oil reserves are stated in barrels ("BBLS") and natural gas in thousand cubic feet ("MCF"). The amounts per $500 limited partner unit do not include a potential 5% reduction after payout. All of the Company's reserves are located within the United States.

                                                                      Per $500                               Per $500
                                                                       Limited             Natural            Limited
                                                      Oil           Partner Unit             Gas           Partner Unit
                                                    (BBLS)           Outstanding            (MCF)           Outstanding
                                                 --------------   ------------------    --------------   ------------------

PROVED DEVELOPED AND
    UNDEVELOPED RESERVES:

January 1, 1994                                         31,759                   14           342,491                  152

    Revisions of previous estimates                     (7,278)                  (3)          (49,572)                 (22)
    Production                                          (6,431)                  (3)          (32,908)                 (15)
                                                 --------------   ------------------    --------------   ------------------

December 31, 1994                                       18,050                    8           260,011                  115

    Revisions of previous estimates                        762                    -            31,032                   14
    Production                                          (5,701)                  (2)          (31,502)                 (14)
                                                 --------------   ------------------    --------------   ------------------

December 31, 1995                                       13,111                    6           259,541                  115
                                                 ==============   ==================    ==============   ==================


PROVED DEVELOPED RESERVES:

January 1, 1994                                         31,759                   14           342,491                  152
                                                 ==============   ==================    ==============   ==================

December 31, 1994                                       18,050                    8           260,011                  115
                                                 ==============   ==================    ==============   ==================

December 31, 1995                                       13,111                    6           259,541                  115
                                                 ==============   ==================    ==============   ==================


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


              R. E. Densford


     /s/      James A. Klein            Controller and Chief Accounting Officer

             -----------------

              James A. Klein

                                   /s/ Robert D. Carl, III

                                   --------------------------

                                       Robert D. Carl, III       Director



                                   /s/ Martin J. Freedman

                                   --------------------------

                                       Martin J. Freedman        Director


                                   /s/ William C. Hooper, Jr.

                                   --------------------------

                                       William C. Hooper, Jr.    Director


                                   /s/ Tom Shorney

                                   --------------------------

                                       Tom Shorney               Director


                                   /s/ Stuart Strasner

                                   --------------------------

                                       Stuart Strasner           Director