Form 10QSB
period 1997-03-31
ENEX OIL & GAS INCOME PROGRAM V SERIES 3 L P
filed 1997-05-15
CIK 878659

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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
BALANCE SHEET
-----------------------------------------------------------------------------

                                                                MARCH 31,
ASSETS                                                            1997
                                                           ------------------
                                                               (Unaudited)
CURRENT ASSETS:
  Cash                                                     $          14,319
  Accounts receivable - oil & gas sales                               12,991
  Other current assets                                                 1,679
                                                           ------------------

Total current assets                                                  28,989
                                                           ------------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities              956,799
  Less  accumulated depreciation and depletion                       717,528
                                                           ------------------

Property, net                                                        239,271
                                                           ------------------

TOTAL                                                      $         268,260
                                                           ==================

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                        $          11,394
   Payable to general partner                                         24,895
                                                           ------------------

Total current liabilities                                             36,289
                                                           ------------------

PARTNERS' CAPITAL:
   Limited partners                                                  224,246
   General partner                                                     7,725
                                                           ------------------

Total partners' capital                                              231,971
                                                           ------------------

TOTAL                                                      $         268,260
                                                           ==================

Number of $500 Limited Partner units outstanding                       2,020


See accompanying notes to financial statements.
-----------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM V - SERIES 3, L.P.
STATEMENTS OF OPERATIONS
----------------------------------------------------------------------


(UNAUDITED)                                     THREE MONTHS ENDED
                                           --------------------------

                                            MARCH 31,      MARCH 31,
                                               1997           1996
                                           -----------    -----------

REVENUES:
  Oil and gas sales                         $  32,714       $ 40,212
                                           -----------    -----------

EXPENSES:
  Depreciation, depletion and amortization      6,337         15,084
  Impairment of property                            -         64,028
  Lease operating expenses                     17,968         16,250
  Production taxes                              1,879          2,210
  General and administrative                    6,315          7,651
                                           -----------    -----------

Total expenses                                 32,499        105,223
                                           -----------    -----------


NET INCOME (LOSS)                           $     215       $(65,011)
                                           ===========    ===========

See accompanying notes to financial statements.
-----------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM  V - SERIES 3, L.P.

STATEMENT OF CHANGES IN PARTNERS' CAPITAL
FOR THE YEAR ENDED DECEMBER 31, 1996 AND
FOR THE THREE MONTHS ENDED MARCH 31, 1997
------------------------------------------------------------------------------

                                                                         PER $500
                                                                         LIMITED
                                                                          PARTNER
                                            GENERAL        LIMITED       UNIT OUT-
                                TOTAL       PARTNER        PARTNERS       STANDING
                              ----------    ---------    -----------    -----------

BALANCE, JANUARY 1, 1996      $ 294,073      $ 3,639     $  290,434     $      143

CASH DISTRIBUTIONS              (25,625)      (3,331)       (22,294)           (11)

NET INCOME (LOSS)               (31,613)       7,272        (38,885)           (19)
                              ----------    ---------    -----------    -----------

BALANCE, DECEMBER 31, 1996      236,835        7,580        229,255            113

CASH DISTRIBUTIONS               (5,079)        (509)        (4,570)            (2)

NET INCOME (LOSS)                   215          654           (439)             -
                              ----------    ---------    -----------    -----------

BALANCE, MARCH 31, 1997       $ 231,971      $ 7,725     $  224,246 (1) $      111
                              ==========    =========    ===========    ===========


(1)  Includes 418  units purchased by the general partner as a limited partner.



See accompanying notes to financial statements.
-----------------------------------------------------------------------------

ENEX OIL AND GAS INCOME PROGRAM V - SERIES 3, L.P.
STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------

(UNAUDITED)
                                                                  THREE MONTHS ENDED
                                                               ----------------------------

                                                                 MARCH 31,         MARCH 31,
                                                                    1997             1996
                                                              -----------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                             $      215        $  (65,011)
                                                              -----------      ------------

Adjustments to reconcile net income (loss) to net cash
   provided by operating activities
  Depreciation, depletion and amortization                         6,337            15,084
  Impairment of property                                               -            64,028
(Increase) decrease in:
  Accounts receivable - oil & gas sales                           12,582            (1,257)
Increase (decrease) in:
   Accounts payable                                                2,804             4,864
   Payable to general partner                                     (7,153)           (6,174)
                                                              -----------      ------------

Total adjustments                                                 14,570            76,545
                                                              -----------      ------------

Net cash provided by operating activities                         14,785            11,534
                                                              -----------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property additions - development costs                          (185)           (8,391)
                                                              -----------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                                             (5,079)           (4,632)
                                                              -----------      ------------

NET INCREASE (DECREASE) IN CASH                                    9,521            (1,489)

CASH AT BEGINNING OF YEAR                                          4,798             2,968
                                                              -----------      ------------

CASH AT END OF PERIOD                                         $   14,319         $   1,479
                                                              ===========      ============




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

2. A cash distribution was made to the limited partners of the Company in the amount of $4,570, representing net revenues from the sale of oil and gas produced from properties owned by the Company. This distribution was made on January 31, 1997.

3. On April 7, 1997, the Company's General Partner mailed proxy material to the limited partners with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. The terms and conditions of the proposed consolidation are set forth in such proxy material.

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

Item 2.               Management's Discussion and Analysis or Plan of Operation.

First Quarter 1997 Compared to the First Quarter 1996

Oil and gas sales for the first quarter decreased from $40,212 in 1996 to $32,714 in 1997. This represents a decrease of $7,498 (19%). Oil sales decreased by $5,791 or 21%. A 33% decrease in oil production reduced sales by $8,766. This decrease was partially offset by a 16% increase in average oil sales prices. Gas sales decreased by $1,707 or 13%. A 35% decrease in gas production reduced sales by $4,629. This decrease was partially offset by a 34% increase in average gas sales prices. The decreases in oil and gas production were primarily a result of the shut in of production from the FEC acquisition to perform a workover in the first quarter of 1997, coupled with natural production declines. The increases in average prices correspond with higher prices in the overall market for the sale of oil and gas.

Lease operating expenses increased from $16,250 in the first quarter of 1996 to $17,968 in the first quarter of 1997. The increase of $1,718 (11%) was primarily due to workover charges incurred on the FEC acquisition in the first quarter of 1997.

Depreciation and depletion expense decreased from $15,084 in the first quarter of 1996 to $6,337 in the first quarter of 1997. This represents a decrease of $8,747 or 58%. The changes in production, noted above, caused depreciation and depletion expense to decrease by $4,381, while a 27% decrease in the depletion rate reduced depreciation and depletion expense by an additional $2,345. The rate decrease was primarily due to upward revisions of the oil and gas reserves during December 1996.

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

General and administrative expenses decreased from $7,651 in the first quarter of 1996 to $6,315 in the first quarter of 1997. This decrease of $1,336 (17%) is primarily due to less staff time being required to manage the Company's operations in 1997.

CAPITAL RESOURCES AND LIQUIDITY

The Company's cash flow from operations is a direct result of the amount of net proceeds realized from the sale of oil and gas production. Accordingly, the changes in cash flow from 1996 to 1997 are primarily due to the changes in oil and gas sales described above. It is the general partner's intention to distribute substantially all of the Company's available cash flow to the Company's partners. The Company's "available cash flow" is essentially equal to the net amount of cash provided by operating, financing and investing activities.

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

On April 7, 1997, the Company's General Partner mailed proxy material to the limited partners with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. The terms and conditions of the proposed consolidation are set forth in such proxy material.

As of March 31, 1997, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

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

                      (b) The  Company  filed no  reports on Form 8-K during the quarter ended March 31, 1997.

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


                                           ENEX OIL & GAS INCOME
                                          PROGRAM V - SERIES 3, L.P.
                                              (Registrant)



                                         By: ENEX RESOURCES CORPORATION
                                         General Partner



                                         By: /s/ R. E. Densford
                                                ------------------
                                                 R. E. Densford
                                          Vice President, Secretary
                                          Treasurer and Chief Financial
                                                 Officer




May 11, 1997                             By: /s/ James A. Klein
                                               -------------------
                                                 James A. Klein
                                              Controller and Chief
                                                Accounting Officer